Form 10-K
period 2024-12-31
Morgan Stanley Capital I Trust 2020-HR8
filed 2025-03-27
CIK 1816861

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2024

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

In December 2014, Phoenix Light SF Limited (Phoenix Light) and certain related entities filed a complaint in the United States District Court for the Southern District of New York alleging claims against Wells Fargo Bank, N.A., in its capacity as trustee for a number of residential mortgage-backed securities (RMBS) trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York, IKB International and IKB Deutsche Industriebank (together, IKB) in New York state court, and Park Royal I LLC and Park Royal II LLC in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, N.A., as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. In July 2022, the district court dismissed Phoenix Light’s claims and certain of the claims asserted by Commerzbank AG, and subsequently entered judgment in each case in favor of Wells Fargo Bank, N.A. In August 2022, Phoenix Light and Commerzbank AG each appealed the district court’s decision to the United States Court of Appeals for the Second Circuit. Phoenix Light dismissed its appeal in May 2023, terminating its case. In October 2024, the Second Circuit denied Commerzbank AG’s appeal. In November 2023, Wells Fargo Bank, N.A. entered into an agreement with IKB to resolve IKB’s claims. Wells Fargo Bank, N.A. previously settled two class actions filed by institutional investors and an action filed by the National Credit Union Administration with similar allegations.

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

33.5     Wells Fargo Bank, National Association, as Master Servicer

33.6     K-Star Asset Management LLC, as Special Servicer

33.7     Park Bridge Lender Services LLC, as Operating Advisor

33.8     CoreLogic Solutions, LLC, as Servicing Function Participant

33.9     Wells Fargo Bank, National Association, as Master Servicer under the MKT 2020-525M securitization, pursuant to which the following mortgage loans were serviced by such party: 525 Market Street (from 1/1/24 to 12/31/24) (see exhibit 33.5)

33.10  CoreLogic Solutions, LLC, as Servicing Function Participant under the MKT 2020-525M securitization, pursuant to which the following mortgage loans were serviced by such party: 525 Market Street (from 1/1/24 to 12/31/24) (see exhibit 33.8)

33.11  KeyBank National Association, as Master Servicer under the BX 2019-OC11 securitization, pursuant to which the following mortgage loans were serviced by such party: Bellagio Hotel and Casino (from 1/1/24 to 12/31/24)

33.12  Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2020-C56 securitization, pursuant to which the following mortgage loans were serviced by such party: Bushwick Multifamily Portfolio (from 1/1/24 to 12/31/24) (see exhibit 33.5)

33.13  CoreLogic Solutions, LLC, as Servicing Function Participant under the WFCM 2020-C56 securitization, pursuant to which the following mortgage loans were serviced by such party: Bushwick Multifamily Portfolio (from 1/1/24 to 12/31/24) (see exhibit 33.8)

33.14  Wells Fargo Bank, National Association, as Master Servicer under the BANK 2020-BNK27 securitization, pursuant to which the following mortgage loans were serviced by such party: Ralph Lauren HQ New Jersey (from 1/1/24 to 12/31/24) (see exhibit 33.5)

33.15  CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK 2020-BNK27 securitization, pursuant to which the following mortgage loans were serviced by such party: Ralph Lauren HQ New Jersey (from 1/1/24 to 12/31/24) (see exhibit 33.8)

33.16  Situs Holdings, LLC, as Special Servicer under the MKT 2020-525M securitization, pursuant to which the following mortgage loans were serviced by such party: 525 Market Street (from 1/1/24 to 12/31/24)

33.17  Situs Holdings, LLC, as Special Servicer under the BX 2019-OC11 securitization, pursuant to which the following mortgage loans were serviced by such party: Bellagio Hotel and Casino (from 1/1/24 to 12/31/24) (see exhibit 33.16)

33.18  K-Star Asset Management LLC, as Special Servicer under the WFCM 2020-C56 securitization, pursuant to which the following mortgage loans were serviced by such party: Bushwick Multifamily Portfolio (from 1/1/24 to 12/31/24) (see exhibit 33.6)

33.19  Wells Fargo Bank, National Association, as Custodian under the MKT 2020-525M securitization, pursuant to which the following mortgage loans were serviced by such party: 525 Market Street (from 1/1/24 to 12/31/24) (see exhibit 33.3)

33.20  Computershare Trust Company, National Association, as Servicing Function Participant under the MKT 2020-525M securitization, pursuant to which the following mortgage loans were serviced by such party: 525 Market Street (from 1/1/24 to 12/31/24) (see exhibit 33.4)

33.21  Wells Fargo Bank, National Association, as Custodian under the BX 2019-OC11 securitization, pursuant to which the following mortgage loans were serviced by such party: Bellagio Hotel and Casino (from 1/1/24 to 12/31/24) (see exhibit 33.3)

33.22  Computershare Trust Company, National Association, as Servicing Function Participant under the BX 2019-OC11 securitization, pursuant to which the following mortgage loans were serviced by such party: Bellagio Hotel and Casino (from 1/1/24 to 12/31/24) (see exhibit 33.4)

33.23  Wells Fargo Bank, National Association, as Custodian under the WFCM 2020-C56 securitization, pursuant to which the following mortgage loans were serviced by such party: Bushwick Multifamily Portfolio (from 1/1/24 to 12/31/24) (see exhibit 33.3)

33.24  Computershare Trust Company, National Association, as Servicing Function Participant under the WFCM 2020-C56 securitization, pursuant to which the following mortgage loans were serviced by such party: Bushwick Multifamily Portfolio (from 1/1/24 to 12/31/24) (see exhibit 33.4)

33.25  Wells Fargo Bank, National Association, as Custodian under the BANK 2020-BNK27 securitization, pursuant to which the following mortgage loans were serviced by such party: Ralph Lauren HQ New Jersey (from 1/1/24 to 12/31/24) (see exhibit 33.3)

33.26  Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2020-BNK27 securitization, pursuant to which the following mortgage loans were serviced by such party: Ralph Lauren HQ New Jersey (from 1/1/24 to 12/31/24) (see exhibit 33.4)

(34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

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

34.5     Wells Fargo Bank, National Association, as Master Servicer

34.6     K-Star Asset Management LLC, as Special Servicer

34.7     Park Bridge Lender Services LLC, as Operating Advisor

34.8     CoreLogic Solutions, LLC, as Servicing Function Participant

34.9     Wells Fargo Bank, National Association, as Master Servicer under the MKT 2020-525M securitization, pursuant to which the following mortgage loans were serviced by such party: 525 Market Street (from 1/1/24 to 12/31/24) (see exhibit 34.5)

34.10  CoreLogic Solutions, LLC, as Servicing Function Participant under the MKT 2020-525M securitization, pursuant to which the following mortgage loans were serviced by such party: 525 Market Street (from 1/1/24 to 12/31/24) (see exhibit 34.8)

34.11  KeyBank National Association, as Master Servicer under the BX 2019-OC11 securitization, pursuant to which the following mortgage loans were serviced by such party: Bellagio Hotel and Casino (from 1/1/24 to 12/31/24)

34.12  Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2020-C56 securitization, pursuant to which the following mortgage loans were serviced by such party: Bushwick Multifamily Portfolio (from 1/1/24 to 12/31/24) (see exhibit 34.5)

34.13  CoreLogic Solutions, LLC, as Servicing Function Participant under the WFCM 2020-C56 securitization, pursuant to which the following mortgage loans were serviced by such party: Bushwick Multifamily Portfolio (from 1/1/24 to 12/31/24) (see exhibit 34.8)

34.14  Wells Fargo Bank, National Association, as Master Servicer under the BANK 2020-BNK27 securitization, pursuant to which the following mortgage loans were serviced by such party: Ralph Lauren HQ New Jersey (from 1/1/24 to 12/31/24) (see exhibit 34.5)

34.15  CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK 2020-BNK27 securitization, pursuant to which the following mortgage loans were serviced by such party: Ralph Lauren HQ New Jersey (from 1/1/24 to 12/31/24) (see exhibit 34.8)

34.16  Situs Holdings, LLC, as Special Servicer under the MKT 2020-525M securitization, pursuant to which the following mortgage loans were serviced by such party: 525 Market Street (from 1/1/24 to 12/31/24)

34.17  Situs Holdings, LLC, as Special Servicer under the BX 2019-OC11 securitization, pursuant to which the following mortgage loans were serviced by such party: Bellagio Hotel and Casino (from 1/1/24 to 12/31/24) (see exhibit 34.16)

34.18  K-Star Asset Management LLC, as Special Servicer under the WFCM 2020-C56 securitization, pursuant to which the following mortgage loans were serviced by such party: Bushwick Multifamily Portfolio (from 1/1/24 to 12/31/24) (see exhibit 34.6)

34.19  Wells Fargo Bank, National Association, as Custodian under the MKT 2020-525M securitization, pursuant to which the following mortgage loans were serviced by such party: 525 Market Street (from 1/1/24 to 12/31/24) (see exhibit 34.3)

34.20  Computershare Trust Company, National Association, as Servicing Function Participant under the MKT 2020-525M securitization, pursuant to which the following mortgage loans were serviced by such party: 525 Market Street (from 1/1/24 to 12/31/24) (see exhibit 34.4)

34.21  Wells Fargo Bank, National Association, as Custodian under the BX 2019-OC11 securitization, pursuant to which the following mortgage loans were serviced by such party: Bellagio Hotel and Casino (from 1/1/24 to 12/31/24) (see exhibit 34.3)

34.22  Computershare Trust Company, National Association, as Servicing Function Participant under the BX 2019-OC11 securitization, pursuant to which the following mortgage loans were serviced by such party: Bellagio Hotel and Casino (from 1/1/24 to 12/31/24) (see exhibit 34.4)

34.23  Wells Fargo Bank, National Association, as Custodian under the WFCM 2020-C56 securitization, pursuant to which the following mortgage loans were serviced by such party: Bushwick Multifamily Portfolio (from 1/1/24 to 12/31/24) (see exhibit 34.3)

34.24  Computershare Trust Company, National Association, as Servicing Function Participant under the WFCM 2020-C56 securitization, pursuant to which the following mortgage loans were serviced by such party: Bushwick Multifamily Portfolio (from 1/1/24 to 12/31/24) (see exhibit 34.4)

34.25  Wells Fargo Bank, National Association, as Custodian under the BANK 2020-BNK27 securitization, pursuant to which the following mortgage loans were serviced by such party: Ralph Lauren HQ New Jersey (from 1/1/24 to 12/31/24) (see exhibit 34.3)

34.26  Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2020-BNK27 securitization, pursuant to which the following mortgage loans were serviced by such party: Ralph Lauren HQ New Jersey (from 1/1/24 to 12/31/24) (see exhibit 34.4)

(35) Servicer compliance statement.

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

35.3     Wells Fargo Bank, National Association, as Custodian

35.4     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

35.5     Wells Fargo Bank, National Association, as Master Servicer

35.6     K-Star Asset Management LLC, as Special Servicer

35.7     Wells Fargo Bank, National Association, as Master Servicer under the MKT 2020-525M securitization, pursuant to which the following mortgage loans were serviced by such party: 525 Market Street (from 1/1/24 to 12/31/24) (see exhibit 35.5)

35.8     Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2020-C56 securitization, pursuant to which the following mortgage loans were serviced by such party: Bushwick Multifamily Portfolio (from 1/1/24 to 12/31/24) (see exhibit 35.5)

35.9     Wells Fargo Bank, National Association, as Master Servicer under the BANK 2020-BNK27 securitization, pursuant to which the following mortgage loans were serviced by such party: Ralph Lauren HQ New Jersey (from 1/1/24 to 12/31/24) (see exhibit 35.5)

35.10  Situs Holdings, LLC, as Special Servicer under the MKT 2020-525M securitization, pursuant to which the following mortgage loans were serviced by such party: 525 Market Street (from 1/1/24 to 12/31/24)

35.11  Situs Holdings, LLC, as Special Servicer under the BX 2019-OC11 securitization, pursuant to which the following mortgage loans were serviced by such party: Bellagio Hotel and Casino (from 1/1/24 to 12/31/24) (see Exhibit 35.10)

35.12  K-Star Asset Management LLC, as Special Servicer under the WFCM 2020-C56 securitization, pursuant to which the following mortgage loans were serviced by such party: Bushwick Multifamily Portfolio (from 1/1/24 to 12/31/24) (see Exhibit 35.6)

35.13  Wells Fargo Bank, National Association, as Custodian under the MKT 2020-525M securitization, pursuant to which the following mortgage loans were serviced by such party: 525 Market Street (from 1/1/24 to 12/31/24) (see exhibit 35.3)

35.14  Computershare Trust Company, National Association, as Servicing Function Participant under the MKT 2020-525M securitization, pursuant to which the following mortgage loans were serviced by such party: 525 Market Street (from 1/1/24 to 12/31/24) (see exhibit 35.4)

35.15  Wells Fargo Bank, National Association, as Custodian under the BX 2019-OC11 securitization, pursuant to which the following mortgage loans were serviced by such party: Bellagio Hotel and Casino (from 1/1/24 to 12/31/24) (see exhibit 35.3)

35.16  Computershare Trust Company, National Association, as Servicing Function Participant under the BX 2019-OC11 securitization, pursuant to which the following mortgage loans were serviced by such party: Bellagio Hotel and Casino (from 1/1/24 to 12/31/24) (see exhibit 35.4)

35.17  Wells Fargo Bank, National Association, as Custodian under the WFCM 2020-C56 securitization, pursuant to which the following mortgage loans were serviced by such party: Bushwick Multifamily Portfolio (from 1/1/24 to 12/31/24) (see exhibit 35.3)

35.18  Computershare Trust Company, National Association, as Servicing Function Participant under the WFCM 2020-C56 securitization, pursuant to which the following mortgage loans were serviced by such party: Bushwick Multifamily Portfolio (from 1/1/24 to 12/31/24) (see exhibit 35.4)

35.19  Wells Fargo Bank, National Association, as Custodian under the BANK 2020-BNK27 securitization, pursuant to which the following mortgage loans were serviced by such party: Ralph Lauren HQ New Jersey (from 1/1/24 to 12/31/24) (see exhibit 35.3)

35.20  Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2020-BNK27 securitization, pursuant to which the following mortgage loans were serviced by such party: Ralph Lauren HQ New Jersey (from 1/1/24 to 12/31/24) (see exhibit 35.4)

(99.1) Mortgage Loan Purchase Agreement, dated July 23, 2020, between Morgan Stanley Capital I Inc. and Morgan Stanley Mortgage Capital Holdings LLC (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on July 31, 2020 under SEC File No. 333-227446-11 and incorporated by reference herein).

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

Date:  March 27, 2025