Form 10-K
period 2025-12-31
Morgan Stanley Capital I Trust 2020-HR8
filed 2026-03-25
CIK 1816861

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2025

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

•   Effective as of March 1, 2025, Trimont LLC purchased the third party servicing segment of Wells Fargo Bank, National Association’s commercial mortgage servicing business and replaced Wells Fargo Bank, National Association in its capacities as master servicer, primary servicer and special servicer, as applicable, under the MSC 2020-HR8 pooling and servicing agreement and each Outside Pooling and Servicing Agreement.

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

•   Effective as of March 1, 2025, Trimont LLC, as the successor to Wells Fargo Bank, National Association in each of its servicing capacities described above, engaged CoreLogic Solutions, LLC to act as a servicing function participant with respect to the same servicing and reporting functions for which Wells Fargo Bank, National Association engaged CoreLogic Solutions, LLC as described above.

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

On February 3, 2026, certain investors served Wilmington Trust, National Association (“WTNA”) with a civil complaint, filed in the Supreme Court of the State of New York, County of New York, for an unspecified amount of damages arising from alleged breaches of contract and duties related to WTNA’s roles as custodian and indenture trustee for certain Tricolor Holdings, LLC asset-backed securitization transactions. The plaintiffs generally assert causes of action related to WTNA’s purported failure to comply with certain provisions related to waterfall payments, servicing transition costs and post-event of default duties and related to WTNA’s purported failure to perform certain actions as custodian with respect to the related receivables. WTNA intends to vigorously defend itself against this legal action.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been provided previously in an annual report on Form 10-K of the issuing entity or in the prospectus of the issuing entity filed in a 424(b)(2) filing dated July 31, 2020.  In addition, effective as of March 1, 2025, Trimont LLC purchased the third party servicing segment of Wells Fargo Bank, National Association’s commercial mortgage servicing business and is acting as master servicer, primary servicer and special servicer, as applicable, under the MSC 2020-HR8 pooling and servicing agreement and each Outside Pooling and Servicing Agreement to the same extent that Wells Fargo Bank, National Association previously acted in such capacities.

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

33.1    Wells Fargo Bank, National Association, as Certificate Administrator

33.2    Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

33.3    Wells Fargo Bank, National Association, as Custodian

33.4    Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

33.5    Trimont LLC, as Master Servicer (from 3/1/25 to 12/31/25)

33.6    Wells Fargo Bank, National Association, as Master Servicer (from 1/1/25 to 2/28/25)

33.7    K-Star Asset Management LLC, as Special Servicer

33.8    Park Bridge Lender Services LLC, as Operating Advisor

33.9    CoreLogic Solutions, LLC, as Servicing Function Participant

33.10 Trimont LLC, as Master Servicer under the MKT 2020-525M securitization, pursuant to which the following mortgage loans were serviced by such party: 525 Market Street (from 3/1/25 to 12/31/25) (see exhibit 33.5)

33.11 Wells Fargo Bank, National Association, as Master Servicer under the MKT 2020-525M securitization, pursuant to which the following mortgage loans were serviced by such party: 525 Market Street (from 1/1/25 to 2/28/25) (see exhibit 33.6)

33.12 CoreLogic Solutions, LLC, as Servicing Function Participant under the MKT 2020-525M securitization, pursuant to which the following mortgage loans were serviced by such party: 525 Market Street (from 1/1/25 to 12/31/25) (see exhibit 33.9)

33.13 KeyBank National Association, as Master Servicer under the BX 2019-OC11 securitization, pursuant to which the following mortgage loans were serviced by such party: Bellagio Hotel and Casino (from 1/1/25 to 12/31/25)

33.14 Trimont LLC, as Master Servicer under the WFCM 2020-C56 securitization, pursuant to which the following mortgage loans were serviced by such party: Bushwick Multifamily Portfolio (from 3/1/25 to 12/31/25) (see exhibit 33.5)

33.15 Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2020-C56 securitization, pursuant to which the following mortgage loans were serviced by such party: Bushwick Multifamily Portfolio (from 1/1/25 to 2/28/25) (see exhibit 33.6)

33.16 CoreLogic Solutions, LLC, as Servicing Function Participant under the WFCM 2020-C56 securitization, pursuant to which the following mortgage loans were serviced by such party: Bushwick Multifamily Portfolio (from 1/1/25 to 12/31/25) (see exhibit 33.9)

33.17 Trimont LLC, as Master Servicer under the BANK 2020-BNK27 securitization, pursuant to which the following mortgage loans were serviced by such party: Ralph Lauren HQ New Jersey (from 3/1/25 to 12/31/25) (see exhibit 33.5)

33.18 Wells Fargo Bank, National Association, as Master Servicer under the BANK 2020-BNK27 securitization, pursuant to which the following mortgage loans were serviced by such party: Ralph Lauren HQ New Jersey (from 1/1/25 to 2/28/25) (see exhibit 33.6)

33.19 CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK 2020-BNK27 securitization, pursuant to which the following mortgage loans were serviced by such party: Ralph Lauren HQ New Jersey (from 1/1/25 to 12/31/25) (see exhibit 33.9)

33.20 Situs Holdings, LLC, as Special Servicer under the MKT 2020-525M securitization, pursuant to which the following mortgage loans were serviced by such party: 525 Market Street (from 1/1/25 to 12/31/25)

33.21 Situs Holdings, LLC, as Special Servicer under the BX 2019-OC11 securitization, pursuant to which the following mortgage loans were serviced by such party: Bellagio Hotel and Casino (from 1/1/25 to 12/31/25) (see exhibit 33.20)

33.22 K-Star Asset Management LLC, as Special Servicer under the WFCM 2020-C56 securitization, pursuant to which the following mortgage loans were serviced by such party: Bushwick Multifamily Portfolio (from 1/1/25 to 12/31/25) (see exhibit 33.7)

33.23 Wells Fargo Bank, National Association, as Custodian under the MKT 2020-525M securitization, pursuant to which the following mortgage loans were serviced by such party: 525 Market Street (from 1/1/25 to 12/31/25) (see exhibit 33.3)

33.24 Computershare Trust Company, National Association, as Servicing Function Participant under the MKT 2020-525M securitization, pursuant to which the following mortgage loans were serviced by such party: 525 Market Street (from 1/1/25 to 12/31/25) (see exhibit 33.4)

33.25 Wells Fargo Bank, National Association, as Custodian under the BX 2019-OC11 securitization, pursuant to which the following mortgage loans were serviced by such party: Bellagio Hotel and Casino (from 1/1/25 to 12/31/25) (see exhibit 33.3)

33.26 Computershare Trust Company, National Association, as Servicing Function Participant under the BX 2019-OC11 securitization, pursuant to which the following mortgage loans were serviced by such party: Bellagio Hotel and Casino (from 1/1/25 to 12/31/25) (see exhibit 33.4)

33.27 Wells Fargo Bank, National Association, as Custodian under the WFCM 2020-C56 securitization, pursuant to which the following mortgage loans were serviced by such party: Bushwick Multifamily Portfolio (from 1/1/25 to 12/31/25) (see exhibit 33.3)

33.28 Computershare Trust Company, National Association, as Servicing Function Participant under the WFCM 2020-C56 securitization, pursuant to which the following mortgage loans were serviced by such party: Bushwick Multifamily Portfolio (from 1/1/25 to 12/31/25) (see exhibit 33.4)

33.29 Wells Fargo Bank, National Association, as Custodian under the BANK 2020-BNK27 securitization, pursuant to which the following mortgage loans were serviced by such party: Ralph Lauren HQ New Jersey (from 1/1/25 to 12/31/25) (see exhibit 33.3)

33.30 Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2020-BNK27 securitization, pursuant to which the following mortgage loans were serviced by such party: Ralph Lauren HQ New Jersey (from 1/1/25 to 12/31/25) (see exhibit 33.4)

(34). Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1    Wells Fargo Bank, National Association, as Certificate Administrator

34.2    Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

34.3    Wells Fargo Bank, National Association, as Custodian

34.4    Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

34.5    Trimont LLC, as Master Servicer (from 3/1/25 to 12/31/25)

34.6    Wells Fargo Bank, National Association, as Master Servicer (from 1/1/25 to 2/28/25)

34.7    K-Star Asset Management LLC, as Special Servicer

34.8    Park Bridge Lender Services LLC, as Operating Advisor

34.9    CoreLogic Solutions, LLC, as Servicing Function Participant

34.10 Trimont LLC, as Master Servicer under the MKT 2020-525M securitization, pursuant to which the following mortgage loans were serviced by such party: 525 Market Street (from 3/1/25 to 12/31/25) (see exhibit 34.5)

34.11 Wells Fargo Bank, National Association, as Master Servicer under the MKT 2020-525M securitization, pursuant to which the following mortgage loans were serviced by such party: 525 Market Street (from 1/1/25 to 2/28/25) (see exhibit 34.6)

34.12 CoreLogic Solutions, LLC, as Servicing Function Participant under the MKT 2020-525M securitization, pursuant to which the following mortgage loans were serviced by such party: 525 Market Street (from 1/1/25 to 12/31/25) (see exhibit 34.9)

34.13 KeyBank National Association, as Master Servicer under the BX 2019-OC11 securitization, pursuant to which the following mortgage loans were serviced by such party: Bellagio Hotel and Casino (from 1/1/25 to 12/31/25)

34.14 Trimont LLC, as Master Servicer under the WFCM 2020-C56 securitization, pursuant to which the following mortgage loans were serviced by such party: Bushwick Multifamily Portfolio (from 3/1/25 to 12/31/25) (see exhibit 34.5)

34.15 Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2020-C56 securitization, pursuant to which the following mortgage loans were serviced by such party: Bushwick Multifamily Portfolio (from 1/1/25 to 2/28/25) (see exhibit 34.6)

34.16 CoreLogic Solutions, LLC, as Servicing Function Participant under the WFCM 2020-C56 securitization, pursuant to which the following mortgage loans were serviced by such party: Bushwick Multifamily Portfolio (from 1/1/25 to 12/31/25) (see exhibit 34.9)

34.17 Trimont LLC, as Master Servicer under the BANK 2020-BNK27 securitization, pursuant to which the following mortgage loans were serviced by such party: Ralph Lauren HQ New Jersey (from 3/1/25 to 12/31/25) (see exhibit 34.5)

34.18 Wells Fargo Bank, National Association, as Master Servicer under the BANK 2020-BNK27 securitization, pursuant to which the following mortgage loans were serviced by such party: Ralph Lauren HQ New Jersey (from 1/1/25 to 2/28/25) (see exhibit 34.6)

34.19 CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK 2020-BNK27 securitization, pursuant to which the following mortgage loans were serviced by such party: Ralph Lauren HQ New Jersey (from 1/1/25 to 12/31/25) (see exhibit 34.9)

34.20 Situs Holdings, LLC, as Special Servicer under the MKT 2020-525M securitization, pursuant to which the following mortgage loans were serviced by such party: 525 Market Street (from 1/1/25 to 12/31/25)

34.21 Situs Holdings, LLC, as Special Servicer under the BX 2019-OC11 securitization, pursuant to which the following mortgage loans were serviced by such party: Bellagio Hotel and Casino (from 1/1/25 to 12/31/25) (see exhibit 34.20)

34.22 K-Star Asset Management LLC, as Special Servicer under the WFCM 2020-C56 securitization, pursuant to which the following mortgage loans were serviced by such party: Bushwick Multifamily Portfolio (from 1/1/25 to 12/31/25) (see exhibit 34.7)

34.23 Wells Fargo Bank, National Association, as Custodian under the MKT 2020-525M securitization, pursuant to which the following mortgage loans were serviced by such party: 525 Market Street (from 1/1/25 to 12/31/25) (see exhibit 34.3)

34.24 Computershare Trust Company, National Association, as Servicing Function Participant under the MKT 2020-525M securitization, pursuant to which the following mortgage loans were serviced by such party: 525 Market Street (from 1/1/25 to 12/31/25) (see exhibit 34.4)

34.25 Wells Fargo Bank, National Association, as Custodian under the BX 2019-OC11 securitization, pursuant to which the following mortgage loans were serviced by such party: Bellagio Hotel and Casino (from 1/1/25 to 12/31/25) (see exhibit 34.3)

34.26 Computershare Trust Company, National Association, as Servicing Function Participant under the BX 2019-OC11 securitization, pursuant to which the following mortgage loans were serviced by such party: Bellagio Hotel and Casino (from 1/1/25 to 12/31/25) (see exhibit 34.4)

34.27 Wells Fargo Bank, National Association, as Custodian under the WFCM 2020-C56 securitization, pursuant to which the following mortgage loans were serviced by such party: Bushwick Multifamily Portfolio (from 1/1/25 to 12/31/25) (see exhibit 34.3)

34.28 Computershare Trust Company, National Association, as Servicing Function Participant under the WFCM 2020-C56 securitization, pursuant to which the following mortgage loans were serviced by such party: Bushwick Multifamily Portfolio (from 1/1/25 to 12/31/25) (see exhibit 34.4)

34.29 Wells Fargo Bank, National Association, as Custodian under the BANK 2020-BNK27 securitization, pursuant to which the following mortgage loans were serviced by such party: Ralph Lauren HQ New Jersey (from 1/1/25 to 12/31/25) (see exhibit 34.3)

34.30 Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2020-BNK27 securitization, pursuant to which the following mortgage loans were serviced by such party: Ralph Lauren HQ New Jersey (from 1/1/25 to 12/31/25) (see exhibit 34.4)

(35). Servicer compliance statement.

35.1    Wells Fargo Bank, National Association, as Certificate Administrator

35.2    Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

35.3    Wells Fargo Bank, National Association, as Custodian

35.4    Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

35.5    Trimont LLC, as Master Servicer (from 3/1/25 to 12/31/25)

35.6    Wells Fargo Bank, National Association, as Master Servicer (from 1/1/25 to 2/28/25)

35.7    K-Star Asset Management LLC, as Special Servicer

35.8    Trimont LLC, as Master Servicer under the MKT 2020-525M securitization, pursuant to which the following mortgage loans were serviced by such party: 525 Market Street (from 3/1/25 to 12/31/25) (see exhibit 35.5)

35.9    Wells Fargo Bank, National Association, as Master Servicer under the MKT 2020-525M securitization, pursuant to which the following mortgage loans were serviced by such party: 525 Market Street (from 1/1/25 to 2/28/25) (see exhibit 35.6)

35.10 Trimont LLC, as Master Servicer under the WFCM 2020-C56 securitization, pursuant to which the following mortgage loans were serviced by such party: Bushwick Multifamily Portfolio (from 3/1/25 to 12/31/25) (see exhibit 35.5)

35.11 Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2020-C56 securitization, pursuant to which the following mortgage loans were serviced by such party: Bushwick Multifamily Portfolio (from 1/1/25 to 2/28/25) (see exhibit 35.6)

35.12 Trimont LLC, as Master Servicer under the BANK 2020-BNK27 securitization, pursuant to which the following mortgage loans were serviced by such party: Ralph Lauren HQ New Jersey (from 3/1/25 to 12/31/25) (see exhibit 35.5)

35.13 Wells Fargo Bank, National Association, as Master Servicer under the BANK 2020-BNK27 securitization, pursuant to which the following mortgage loans were serviced by such party: Ralph Lauren HQ New Jersey (from 1/1/25 to 2/28/25) (see exhibit 35.6)

35.14 Situs Holdings, LLC, as Special Servicer under the MKT 2020-525M securitization, pursuant to which the following mortgage loans were serviced by such party: 525 Market Street (from 1/1/25 to 12/31/25)

35.15 Situs Holdings, LLC, as Special Servicer under the BX 2019-OC11 securitization, pursuant to which the following mortgage loans were serviced by such party: Bellagio Hotel and Casino (from 1/1/25 to 12/31/25) (see Exhibit 35.14)

35.16 K-Star Asset Management LLC, as Special Servicer under the WFCM 2020-C56 securitization, pursuant to which the following mortgage loans were serviced by such party: Bushwick Multifamily Portfolio (from 1/1/25 to 12/31/25) (see Exhibit 35.7)

35.17 Wells Fargo Bank, National Association, as Custodian under the MKT 2020-525M securitization, pursuant to which the following mortgage loans were serviced by such party: 525 Market Street (from 1/1/25 to 12/31/25) (see exhibit 35.3)

35.18 Computershare Trust Company, National Association, as Servicing Function Participant under the MKT 2020-525M securitization, pursuant to which the following mortgage loans were serviced by such party: 525 Market Street (from 1/1/25 to 12/31/25) (see exhibit 35.4)

35.19 Wells Fargo Bank, National Association, as Custodian under the BX 2019-OC11 securitization, pursuant to which the following mortgage loans were serviced by such party: Bellagio Hotel and Casino (from 1/1/25 to 12/31/25) (see exhibit 35.3)

35.20 Computershare Trust Company, National Association, as Servicing Function Participant under the BX 2019-OC11 securitization, pursuant to which the following mortgage loans were serviced by such party: Bellagio Hotel and Casino (from 1/1/25 to 12/31/25) (see exhibit 35.4)

35.21 Wells Fargo Bank, National Association, as Custodian under the WFCM 2020-C56 securitization, pursuant to which the following mortgage loans were serviced by such party: Bushwick Multifamily Portfolio (from 1/1/25 to 12/31/25) (see exhibit 35.3)

35.22 Computershare Trust Company, National Association, as Servicing Function Participant under the WFCM 2020-C56 securitization, pursuant to which the following mortgage loans were serviced by such party: Bushwick Multifamily Portfolio (from 1/1/25 to 12/31/25) (see exhibit 35.4)

35.23 Wells Fargo Bank, National Association, as Custodian under the BANK 2020-BNK27 securitization, pursuant to which the following mortgage loans were serviced by such party: Ralph Lauren HQ New Jersey (from 1/1/25 to 12/31/25) (see exhibit 35.3)

35.24 Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2020-BNK27 securitization, pursuant to which the following mortgage loans were serviced by such party: Ralph Lauren HQ New Jersey (from 1/1/25 to 12/31/25) (see exhibit 35.4)

(99.1) Mortgage Loan Purchase Agreement, dated July 23, 2020, between Morgan Stanley Capital I Inc. and Morgan Stanley Mortgage Capital Holdings LLC (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on July 31, 2020 under SEC File No. 333-227446-11 and incorporated by reference herein).

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

Date:  March 25, 2026